Form 10-K
period 2000-12-31
DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-3
filed 2001-03-23
CIK 1137160

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number:  333-56303-03

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF	1934

For the Fiscal Year Ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-3

State of Organization - New York

I.R.S. Employer Identification Number:  91-1904587

Principal Executive Offices
c\o Norwest Bank Minnesota, N.A.
Sixth and Marquette
Minneapolis, Minnesota 55479-0070
Telephone Number:  612-667-9378

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001 the Registrant was a Trust originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		 1.	  	Business
    	 2. **
		    3. *		Legal Proceedings
		    4. *		Submission of Matters to a Vote of Security Holders

 II		 5. *		Market for Registrant's Common Equity and Related
       					Stockholder Matters
		    6. **
		    7. **
      7A.**
	 	   8. **
    		9. **

III  10. **
		   11. **
	  	 12. **
   		13. **

IV 		14. *		Exhibits, Financial Statements, Schedules
           	and Reports	on Form 8-K

        				Signatures
			 	       Exhibit Index

* Item prepared in compliance with Exemption Request Letters of April 25, 1994 and June 30, 1994 as provided in the July 1, 1994 response letter from the Office of Chief Counsel, Division of Corporate Finance, United States Securities and Exchange Commission, addressed to Registrant as ITT Floorplan Receivables, L.P., which name was changed to Deutsche Floorplan Receivables, L.P.

** Omitted pursuant to Exemption Request Letters noted in previous
[*] footnotes.

PART I

Item 1.  Business.

The Registrant is a common law trust created under the laws of the State of New York created by Deutsche Recreational Asset Funding Corporation, a Nevada corporation. The registrant was formed for limited purposes, which include the purchasing of receivables, including recreational vehicle installment sales contracts or installment loans originated by Deutsche Financial Services Corporation ("DFS"), a Nevada corporation or acquired by DFS from time to time in financing arrangements among DFS and/or its affiliates with certain dealers to finance recreational vehicle sales, including Deutsche Recreational Asset Funding Corporation, a Nevada corporation ("DRAFC") and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with its stated business purposes, the Registrant has formed Distribution Financial Services RV Trust 1999-3, ("RV Trust 1999-3") pursuant to a Transfer and Servicing Agreement, dated as of July 1, 1999, among the RV Trust 1999-3 as Issuer, DRAFC as Depositor and DFS as Servicer.
To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of July 1, 1999. In addition, as of July 1, 1999, the RV Trust 1999-3 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-3 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by DFS or acquired by DFS from time to time in financing arrangements among DFS and/or its affiliates with certain dealers to finance recreational vehicle sales. The RV Trust 1999-3, has issued various classes of notes secured by the assets contained in the RV Trust 1999-3.

Item 3.  Legal Proceedings.*

         None

Item 4.  Submission of Matters to a Vote of Security Holders.*

         None

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.*

As of December 31, 2000 the RV Trust 1999-3 had $276,536,080.35 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $      -0-
     Class A-2 Notes . . . . . . . . . . . . .   32,172,080.35
     Class A-3 Notes . . . . . . . . . . . . .   48,470,000.00
     Class A-4 Notes . . . . . . . . . . . . .   86,608,000.00
     Class A-5 Notes . . . . . . . . . . . . .   37,585,000.00
     Class A-6 Notes . . . . . . . . . . . . .   54,847,000.00
     Class B Notes   . . . . . . . . . . . . .    9,363,000.00
     Class C Notes   . . . . . . . . . . . . .    7,491,000.00

Total RV Trust 1999-3 Notes Outstanding. . . . $276,536,080.35

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibits hereto the Independent Accountants' Report on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers with respect to the Notes issued and outstanding by Distribution Financial Services RV Trust 1999-3.

(b) Reports on Form 8-K.

The Servicer on behalf of the Registrant has filed reports on Form 8-K for each month during the year 2000 reporting Item 5., Other Events, and including therewith as an exhibit, the Colleciton Period Statement Information with respect to the Distribution Financial Services RV Trust 1999-3 Notes.

In addition, under Item 5., Other Events, the Servicer reported in Form 8-K, certain specified information made available on a monthly basis to Noteholders of the Distribution Financial Services RV Trust 1999-3 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-3

By:     Norwest Bank Minnesota, National Association
        not in its individual capacity but solely as Owner Trustee

By:     /s/ Cheryl Zimmerman
Title:  Corporate Trust Officer
Date:  	March 21, 2001

EXHIBIT INDEX

Exhibit
Number		Title

 2	     Plan of acquisition, reorganization,
	       arrangement, liquidation or succession		 Not Applicable

 3	     Articles of Incorporation
		      and By-Laws                              Not Applicable

 4	     Instruments defining the rights of
        security	holders, including indentures			Filed with Form 8-K

 9	     Voting trust agreements					             Not Applicable

10	     Material Contracts					                  Filed with Form 8-K

11	     Statement re computation of
	       per share earnings					                  Not Applicable

12	     Statement re computation of ratios			    Not Applicable

13	     Annual report of security holders,
	       Form 10-Q or quarterly reports
       	to security holders					                 None

16	     Letter re change in certifying
        accountant		                             None

18	     Letter re changes in accounting
       	principles							                        None

21	     Subsidiaries of Registrant				           Not Applicable

22	     Published report regarding matters
	       submitted to vote of security holders		  None

23	     Consents of experts and counsel			       Not Applicable

24	     Power of attorney						                  Not Applicable

27	     Financial Data Schedule					             Not Applicable

99	     Additional Exhibits                      Filed Herewith
       	   Independent Accountants' Report       as EX-1