Form 10-K
period 2002-12-31
DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-3
filed 2003-04-01
CIK 1137160

March 26, 2003

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

Please send either confirmation or suspense notification to e-mail address mary.nguyen@etrade.com at your earliest convenience.

Sincerely,

/s/ Richard C. Goldman

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 333-56303-03

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-3

State of Organization - New York
I.R.S. Employer Identification Number: 91-1904587

Principal Executive Offices

c\o Wells Fargo Bank Minnesota, N.A.
Sixth and Marquette - N9311-161MAC
Minneapolis, Minnesota 55479
Telephone Number:  (612) 316-1816

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 15, 2003 the Registrant was a Trust originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation.

TABLE OF CONTENTS


PART        ITEM

  I          1.          Business
             2.   **
             3.   *      Legal Proceedings
             4.   *      Submission of Matters to a Vote of
                         Security Holders


  II         5.   *      Market for Registrant's Common Equity
                         and Related Stockholder Matters
             6.   **
             7.   **
             7A. **
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

PART I
Item 1.  Business.

The Registrant is a common law trust created under the laws of the State of New York created by Deutsche Recreational Asset Funding Corporation, a Nevada corporation. The registrant was formed for limited purposes, which include the purchasing of receivables, including recreational vehicle installment sales contracts or installment loans originated by Deutsche Financial Services Corporation ("DFS"), a Nevada corporation or acquired by DFS from time to time in financing arrangements among DFS and or/its affiliates with certain dealers to finance recreational vehicle sales, including Deutsche Recreational Asset Funding Corporation, a Nevada corporation ("DRAFC") and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with its stated business purposes, the Registrant has formed Distribution Financial Services RV Trust 1999-3, ("RV Trust 1999-3") pursuant to a Transfer and Servicing Agreement, dated as of July 1, 1999, among the RV Trust 1999-3, as Issuer, DRAFC as Depositor and DFS, as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of July 1, 1999. In addition, as of July 1, 1999, the RV Trust 1999-3 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-3 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by DFS or acquired by DFS from time to time in financing arrangements among DFS and/or its affiliates with certain dealers to finance recreational vehicle sales. The RV Trust 1999-3, has issued various classes of notes secured by the assets contained in the RV Trust 1999-3.

Item 3.  Legal Proceedings.*

None

Item 4.  Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.*

As of December 31, 2002 the RV Trust 1999-3 had $ 160,191,940.88 of such Notes outstanding bearing the following identifications:

Class A-1 Notes...........................$            -0-
Class A-2 Notes............................            -0-
Class A-3 Notes..........................              -0-
Class A-4 Notes..........................     50,875,940.88
Class A-5 Notes..........................     37,585,000.00
Class A-6 Notes..........................     54,847,000.00
Class   B   Notes..........................    9,363,000.00
Class   C   Notes..........................    7,491,000.00

Total RV Trust 1999-3 Notes Outstanding         $  160,161,940.88

PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibits hereto the Annual Accountant's Report on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Brokers with respect to the Notes issued and outstanding by Distribution Financial Services RV Trust 1999-3.

(b) Reports on Form 8-K.

The Servicer on behalf of the Registrant has filed reports on Form 8-K for each month during the year 2001 reporting Item 5. Other Events and including therewith as an exhibit, the Collection Period Statement Information with respect to the Distribution Financial Services RV Trust 1999-3Notes.

In addition, under Item 5. Other Events, the Servicer reported in Form 8-K, certain specified information made available on a monthly basis to Noteholders of the Distribution Financial Services RV Trust 1999-3 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-3

By:  Wells Fargo Minnesota, National Association.
     Not in its individual capacity but solely as Owner Trustee

By:     /S/ Melissa Philibert
Title:  Corporate Trust Officer
Date:   March 26, 2003

EXHIBIT INDEX


Exhibit No.   Title

 2            Plan of acquisition, reorganization,
              arrangement, liquidation or succession        Not Applicable

 3            Articles of Incorporation and By Laws         Not Applicable

 4            Instruments defining the rights of security
              holders, including indentures              [Filed with Form 8-K]

 9            Voting trust agreements                       Not Applicable

10            Material Contracts                         [Filed with Form 8-K]

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

[27           Financial Data Schedule                       Not Applicable]

99            Additional Exhibits
             (i)  Accountants' Annual Report, and           Filed herewith
             (ii)  Management's Report on Compliance        as EX-1

EX-1

Independent Accountants'Report

To Ganis Credit Corporation:

We have examined management's assertion, included in the accompanying Management Report on Compliance as Servicer, that Ganis Credit Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2002. Management is responsible for Ganis Credit Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ganis Credit Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Ganis Credit Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Ganis Credit Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP
March 7, 2003


Management Report on Compliance as Servicer

As of and for the year ended December 31, 2002, Ganis Credit Corporation has complied in all material respects with the minimum servicing standards set for in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers relating to RV Trust 1999-1, Marine Trust 1999-2, RV Trust 1999-3, and RV/Marine Trust 2001-1, to the extend such standards are applicable to the servicing obligations as set for in the pooling and servicing agreement. For the period ended December 23, 2002, Ganis Credit Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $100 million. For the period December 24, 2002 through December 31, 2002, Ganis Credit Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $50 million.

Sincerely,
Ganis Credit Corporation

/s/ Edward J. Arienti                             /s/ Donald A. Haisch
President                                        Vice President, Finance
March 7, 2003                                    March 7, 2003


/s/ Greg G. Gabriel
Senior Vice President, Credit
March 7, 2003